Form 10-K/A
ACE SECURITIES CORP HOME EQ LN TR SE 02 HE3 AS BK PS TR CRT
filed 2003-03-26
CIK 1209590

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                     Amendment No.1


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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Fairbankscapital Corp, as Servicer.


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