Form 10-K/A
ACE SECURITIES CORP HOME EQ LN TR SE 02 HE3 AS BK PS TR CRT
filed 2003-07-18
CIK 1209590

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A
                                    Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Fairbankscapital Corp, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Fairbankscapital Corp, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Fairbankscapital Corp, as Servicer <F1>
       b) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) No distributions to Certificate Holders were made during the fiscal period covered by this report.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Fairbankscapital Corp, as Servicer <F2>
       b) Wells Fargo Home Mortgage, Inc, as Servicer <F2>

        No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.


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

  Dated: July 17, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Fairbankscapital Corp, as Servicer and Wells Fargo Home Mortgage Inc., as Servicer.


      Date: 7/17/03


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


EX 99.1 (a)


Ernst & Young

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com


Report on Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single Attestation
Program for Mortgage Bankers


Report of Independent Accountants

Board of Directors
Fairbanks Capital Corp.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2002. Management is responisble for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January, 20 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

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


EX 99.2 (a)


Fairbanks Capital Corp.

Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single
Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Fairbanks Capital Corp.
(the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December, 31 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for the same period, the Bank had in effect a fidelity bond in the amount of $38,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Thomas D. Basmajian
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
Anthony O'Boyle Beirne
Executive Vice President and
Chief Financial Officer

/s/ Barbara K. Wing
Barbara K. Wing
Controller

January, 20 2003

3815 South West Temple * Salt Lake City, Utah 84115-4417
P.O. Box 65250 * Salt Lake City, Utah 84165-0250
Telephone (801) 293-1883 * Fax (801) 293-1297

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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


EX 99.3 (a)


FAIRBANKS CAPITAL CORP.

Agreement: Loan Agreements Listed in Schedule Wells Fargo

Dated: See Attached Schedule

ANNUAL STATEMENT AS TO COMPLIANCE

In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

i. a review of the activities of the Servicer during the year ended December 31, 2002 and of performance under this Agreement has been made under such officer's supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year.


March 11, 2003


/s/ William P. Garland
William P. Garland
President
Fairbanks Capital Corp.


3815 SOUTH WEST TEMPLE  SALT LAKE CITY, UTAH  84115-4412
P.O. BOX 65250  SALT LAKE CITY, UTAH 84165-0250
TELEPHONE (801) 293-1883  FACSIMILE (801) 293-1297


Schedule Wells Fargo

Fairbanks Capital Corp. as Servicer, Lehman Capital as Seller and Wells Fargo Bank, MN NA, as Master Servicer - Amortizing Residential Collateral Mortgage Pass-Through Certificates, Series 2001-BC6
10/01/2001

Assignment and Assumption Agreement by and among Fidelity Funding Mortgage Corp., Fairbanks Capital Corp., and Cargill Financial Services Corporation relating to Fidelity Funding Home Equity Loan Trust 1997-1
06/01/1999

Sale and Servicing Agreement among ITLA Mortgage Loan Securitization 2002-1, L.L.C., Issuer, ITLA Capital Corporation, Seller and Master Servicer, Fairbanks Capital Corp., Servicer, Wells Fargo Bank Minnesota, National Association, Trustee and Wells Fargo Bank Minnesota, National Association, Backup Servicer 03/01/2002

Pooling and Servicing Agreement - Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Fairbanks Capital Corp., Servicer, and Wells Fargo Bank Minnesota NA, Trustee-Asset Backed Securities Corporation Home Equity Loan Trust 2002-HE2
05/01/2002

DLJ Mortgage Acceptance Corp., Depositor, PNC Mortgage Securities Corp., Seller and Servicer, DLJ Mortgage Capital, Inc., Seller, Calmco Servicing L.P., Servicer and Special Servicer, Old Kent Mortgage Company, Servicer, and Wells Fargo Bank Minnesota, N.A., Trustee - Pooling and Servicing Agreement - DLJ
ABS Trust 2000-3
09/01/2000

ACE Securities Corp., Depositor, Wells Fargo Bank Minnesota, National Association, Master Servicer and Securities Administrator and Bank One, National Association, Trustee - Pooling and Servicing Agreement - ACE Securities Corp. Home Equity Loan Trust, Series 2002-HE3
12/01/2002


EX 99.3 (b)

Wells Fargo
Home Mortgage      (logo)

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